Form 10-Q
period 1999-06-30
PACIFIC COMMUNITY BANKING GROUP
filed 1999-08-16
CIK 1057159

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from.............................................

                        Commission file number: 333-76401

                         PACIFIC COMMUNITY BANKING GROUP

                 CALIFORNIA                            NO.: 33-0778067
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

        23332 Mill Creek Drive, Suite 230, Laguna Hills, California 92653
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (949) 460-4540

                                 Not Applicable
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports requires to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No. [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On August 10, 1999, there were 10,000 shares of Pacific Community Banking Group Common Stock outstanding.

                         Pacific Community Banking Group
                                  June 30, 1999



                                      INDEX


                         PART 1 - FINANCIAL INFORMATION

                                                                                                            PAGE
Item 1 - Financial Statements
             Balance Sheets at June 30, 1999 and
                  December 31, 1998.......................................................................     1
             Statements of Operations for the three
                  months and six months ended June 30, 1999 and 1998......................................     2
             Statements of Cash Flows for the six months ended
                  June 30, 1999 and 1998..................................................................     3
             Notes to the Unaudited Financial Statements..................................................     4
Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Results to Operations...................................................................     5
Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......................................     9

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ...............................................................................    10
Item 2 - Changes in Securities............................................................................    10
Item 3 - Defaults upon Senior Securities..................................................................    10
Item 4 - Submission of Matters to a Vote of Securities Holders............................................    10
Item 6 - Exhibits and Reports on Form 8-K.................................................................    10

ITEM 1.           FINANCIAL STATEMENTS

                         PACIFIC COMMUNITY BANKING GROUP
                                 BALANCE SHEETS
                                     ASSETS

                                                                               June 30,           December 31,
                                                                                 1999                1998
                                                                             (Unaudited)
                                                                              -----------         -----------
CURRENT ASSETS:
  Cash                                                                        $   77,850            $ 395,948
  Prepaid expenses                                                                  -                   1,333
  Capitalized offering and acquisition costs                                   2,283,604              198,127
                                                                              ----------           ----------

  Total current assets                                                         2,361,454              595,408
                                                                              ----------           ----------

EQUIPMENT AND FURNITURE, at cost                                                   7,096                7,096
  Less--accumulated depreciation                                                   2,430                1,458
                                                                              ----------          -----------

                                                                                   4,666                5,638
                                                                              ----------          -----------

                                                                              $2,366,120            $ 601,046
                                                                              ==========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $1,615,884            $  94,429
  Line of credit with shareholder                                                172,605                  -
                                                                              ----------          -----------

          Total current liabilities                                            1,788,489               94,429
                                                                              ----------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value:
    Authorized-100,000,000 shares
    Series A:  1,085,000 shares authorized,
      1,085,000 shares outstanding at
      June 30, 1999 and none at
      December 31, 1998                                                        1,085,000                 -
    Series B:  375,000 shares authorized,
      375,000 shares outstanding at
      June 30, 1999 and none at
      December 31, 1998                                                          375,000                 -
  Common stock, $0.25 stated value:
    Authorized-100,000,000 shares
    Issued and outstanding-10,000 shares                                           2,500                2,500
  Common stock subscriptions                                                        -               1,305,000
  Common stock subscriptions receivable                                          (25,390)            (205,764)
  Accumulated deficit                                                           (859,479)            (595,119)
                                                                              -----------          -----------

                Total shareholders' equity                                       577,631              506,617
                                                                              ----------           ----------

                                                                              $2,366,120            $ 601,046
                                                                              ==========            =========

The accompanying notes are an integral part of these unaudited balance sheets.

                         PACIFIC COMMUNITY BANKING GROUP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three months ended                Six months ended
                                                     June 30,        June 30,            June 30,       June 30,
                                                      1999            1998                1999           1998
                                                   -----------      -----------        -----------     -----------
REVENUES                                           $    -           $   -              $    -          $    -

GENERAL AND ADMINISTRATIVE
  EXPENSES                                             128,687            62,823          268,909           139,964
                                                   -----------      ------------       -----------     ------------
          Loss from operations                         128,687            62,823          268,909           139,964

INTEREST INCOME                                            981             7,905            4,549             7,905
                                                   -----------      ------------       -----------     ------------
          Net loss before taxes                        127,706            54,918          264,360           132,059

PROVISION FOR INCOME TAXES                                   -                 -                -                 -
                                                   -----------      ------------       -----------     ------------
          Net loss                                 $   127,706      $     54,918       $  264,360      $    132,059
                                                   ===========      ============       ===========     ============
Basic and diluted loss
  per share                                        $     12.77      $       5.49       $     26.44     $      13.21
                                                   ===========      ============       ===========     ============
Weighted average shares
  outstanding                                           10,000            10,000           10,000            10,000
                                                   ===========      ============       ===========     ============

    The accompanying notes are an integral part of these unaudited statements.

                         PACIFIC COMMUNITY BANKING GROUP

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                       Six months ended
                                                                                June 30,                 June 30,
                                                                                  1999                     1998
                                                                               ----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(264,360)                $(132,059)
  Adjustments to reconcile net loss to net cash
    used in operating activities-
      Depreciation and amortization                                                  972                       473
      Expenses recorded on issuance of stock
        subscriptions in exchange for services                                     -                        10,000
      Changes in assets and liabilities:
        Increase in capitalized acquisition and
          offering costs                                                      (2,085,477)                  (90,903)
        Decrease in prepaid expenses                                               1,333                        -
        Increase (decrease)in accounts payable                                 1,521,455                    (2,186)
                                                                               ----------                ----------
          Net cash used in operating activities                                 (826,077)                 (214,675)
                                                                               ----------                ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and furniture                                                  -                     (6,773)
                                                                               ----------                ----------
          Net cash used in investing activities                                       -                     (6,773)
                                                                               ----------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance line of credit                                          172,605
  Proceeds from the issuance of stock and stock
    subscriptions                                                                335,374                   460,390
                                                                               ----------                ----------
          Net cash provided by financing
            activities                                                           507,979                   460,390
                                                                               ----------                ----------
NET INCREASE (DECREASE)IN CASH                                                  (318,098)                  238,942

CASH, beginning of year                                                          395,948                   170,131
                                                                               ----------                ----------
CASH, end of year                                                            $   77,850                  $ 409,073
                                                                               ==========                ==========

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES:

During the six months ended June 30, 1998, common stock subscriptions in the amount of $10,000 were issued a third party in exchange for services.

         The accompanying notes are an integral part of these statements.

                         PACIFIC COMMUNITY BANKING GROUP


                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements include the accounts of Pacific Community Banking Group (the Company), and gives effect to all adjustments (which are normal recurring accruals) necessary in the opinion of management to present fairly the financial statements for the interim periods presented. The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and may be subject to year-end adjustments, which, in the opinion of management, are necessary for a fair statement of the results of interim periods.

2. On April 19, 1999, the Company announced the filing of Registration Statements with the Securities and Exchange Commission for the acquisition of The Bank of Hemet located in Riverside, California, and Valley Bank of Moreno Valley, California, as well as for an initial public offering the Company's Common Stock underwritten by Sutro & Co. The consummation of the acquisitions is subject to certain conditions, including the continuation of the banks' operating results, regulatory and shareholder approval, the completion of arrangements for an underwritten public offering of the Company, and certain other conditions. The shareholders of The Bank of Hemet and Valley Bank have each approved the acquisitions, and the parties are awaiting the completion of the aforementioned Initial Public Offering.

3. In April 1999, the Company entered into a promissory note with its Chief Executive Officer and sole shareholder of its common stock, which provides for up to $325,000.

         At June 30, 1999, borrowings of $172,605 were outstanding under this arrangement. The note bears interest at the prime rate, as defined, plus one percent. The note matures in full, with all accrued but unpaid interest, on September 1, 1999.

4. During March 1999, the Company amended its common stock subscription agreements. Funds that have been invested in the Company, which at June 30, 1999 totalled $1,434,610 will be exchanged for one share of preferred stock for every dollar invested. Each share of preferred stock will automatically convert into shares of common stock upon the closing of the IPO. Initial founding investors will receive Series A Preferred Stock for all contributions, while subsequent investors will receive Series B Preferred Stock for their contributions.
         Series A Preferred Stock shall convert to common stock at a per share price of eighty percent of the IPO price per share. Series B Preferred Stock shall convert at a per share price of eighty-five percent of the IPO price per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PACIFIC COMMUNITY BANKING GROUP'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.


On April 19, 1999, the Pacific Community Banking Group ("the Company") announced the filing of Registration Statements with the Securities and Exchange Commission for the acquisition of The Bank of Hemet, located in Riverside, California, and Valley Bank of Moreno Valley, California, as well as for an initial public offering of the Company's Common Stock underwritten by Sutro & Co. The consummation of the acquisitions is subject to certain conditions, including the continuation of the banks' operating results, regulatory and shareholder approval, the completion of arrangements for an underwritten public offering of the Company, and certain other conditions. The shareholders of The Bank of Hemet and Valley Bank have each approved the acquisitions, and the parties are awaiting the completion of the aforementioned Initial Public Offering.

RESULTS OF OPERATIONS

         Pacific Community Banking Group was formed in 1997 for the purpose of becoming a multi-bank, community oriented, independent bank holding company that will own a number of community banks, predominantly in high-growth areas of Southern California. Since inception, Pacific Community Banking Group has investigated a number of banks for possible acquisition. These discussions have resulted in the proposed acquisitions of The Bank of Hemet and Valley Bank. Until these proposed acquisitions are completed immediately before the offering, Pacific Community Banking Group has no revenue-generating operations. Since its founding, Pacific Community Banking Group's only income has been interest earned on investments and deposits. Nearly all of its expenses have been used for organizational purposes in connection with proposed acquisition opportunities and the initial public offering of its stock.

CAPITAL CONTRIBUTIONS

         The holders of Pacific Community Banking Group's common stock have provided approximately $2,500, and the holders of Pacific Community Banking Group's convertible preferred stock have provided capital of approximately $1.4 million as of June 30, 1999, in each case to fund the costs associated with identifying and acquiring selected community banks and raising the funds for the initial acquisitions and operations.

LIQUIDITY AND CAPITAL RESOURCES

         Based on its current operating plan, Pacific Community Banking Group believes the net proceeds of the public offering of its common stock, together with its available funds, are sufficient to provide working capital and fund capital expenditures in the near future. Pacific Community Banking Group currently plans to acquire other banks. If the shareholders of the banks it seeks to acquire will not accept Pacific Community Banking Group stock in exchange for their shares, Pacific Community Banking Group will need to raise additional capital to make these acquisitions for cash. If so, Pacific Community Banking Group may seek to raise capital through sales of its securities to private investors or to the public. These sales may not be feasible at times because of market conditions. There is no guarantee that Pacific Community Banking Group will acquire other banks.

YEAR 2000 COMPLIANCE

         Since the formation of Pacific Community Banking Group, information technology has not played an important role in its operations. These operations have consisted of investigating and negotiating potential bank acquisitions. Pacific Community Banking Group has acquired all of its computer hardware and software since October, 1997 and believes its systems are Year 2000 compliant. This hardware and software consists only of personal computers used for word processing and spreadsheet calculations. If, notwithstanding the assurances received from vendors regarding the fact that these computers are Year 2000 compliant, they prove to be noncompliant, as a contingency, Pacific Community Banking Group could obtain word processing and spreadsheet capabilities from third party services. After the acquisitions, Pacific Community Banking Group will not perform data processing services for its banking subsidiaries. Rather, The Bank of Hemet will continue to conduct data processing operations through its subsidiary, BankLink Corporation. Valley Bank became a customer of BankLink Corporation for data processing and item processing on approximately June 27, 1999.


                   BUSINESS OF PACIFIC COMMUNITY BANKING GROUP

GENERAL

         A private group of investors led by E. Lynn Caswell, an experienced California community banker, formed the Company in 1997. The Company was formed to become a multi-bank, community oriented, independent bank holding company, which intends to acquire a select number of community banks, predominantly in high-growth areas of Southern California. We intend to find strategically located community banks, each of which has a successful history and a favorable image in its market area. Where appropriate we will consolidate the operations of acquired banks, but generally each bank will retain its separate market identity. We plan to achieve economies of management and scale by combining some administrative and support functions, such as financial administration, data processing, insurance, bonding, employee benefits and contracts for services.

         Since inception, we have investigated a number of banks for possible acquisition, and have initiated discussions with several banks. These discussions have resulted in the proposed acquisitions of The Bank of Hemet and Valley Bank. We intend to continue discussing potential acquisitions with other banks where those discussions are appropriate. No such acquisitions are currently pending.

BUSINESS STRATEGY

         We base our business philosophy on the belief that banking customers value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the customer's financial needs and the flexibility to customize products and services to meet those needs. We also believe that banks can better build successful customer relationships by affiliating with a holding company that provides cost effective administrative support services while promoting bank autonomy and flexibility.

         To implement this philosophy, we intend to operate some of our acquired banks as separate subsidiaries and retain their independent names along with their individual boards of directors. We expect that many of our acquired banks, such as The Bank of Hemet and Valley Bank, will have established strong reputations and customer followings in their respective market areas through attention to client service and an understanding of client needs. Where market overlap makes a consolidation of operations among existing banks more cost-efficient, as is the case with Valley Bank and The Bank of Hemet, we intend to consolidate their operations. In addition, where we perceive that a community lacks a strong independent community bank and would be an appropriate market for one, we intend to form a new bank to fill that community need. We intend, within the next two years, to develop a community bank in Orange County, based on our perception that Orange County is one such community.

         We intend to keep client service decisions and day-to-day operations at the bank level. But we also plan to offer the advantages of affiliation with a multi-bank holding company by providing improved access to the capital markets and expanded client support services, such as financial administration, management and accounting services and possibly internet-based asset and liability generation. In addition, our centralized administration, including support in credit policy formulation and review, investment management, data processing, employee benefits, accounting, insurance and other specialized support functions will allow the banks to focus on client service.

         Our goal is to become the preeminent financial services company for independent banks in high growth areas of Southern California, commencing with Riverside and San Bernardino counties. Our business strategy is to increase our market share within the communities we serve through internal growth after we acquire The Bank of Hemet and Valley Bank. We will also pursue opportunities to expand our market share through select acquisitions and development of banks that complement our existing businesses.

EMPLOYEES

         At June 30, 1999, we had two employees, one of whom was an executive officer. Neither is represented by a union or covered by a collective bargaining agreement. We believe our employee relations are excellent.

PREMISES

         We lease approximately 1,050 square feet of space in an executive office suite in Laguna Hills, California. The lease will expire in April 2000. Lease payments include various office support services, and average approximately $3,000 per month. These premises are not large enough for our future needs. We expect to move into larger premises.

SUPERVISION AND REGULATION

         As a bank holding company, we are subject to many governmental rules that affect our operations.

LITIGATION

         We have not become involved in any litigation, and know of no threatened litigation against us that would be material to our operations.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of June 30, 1999. Further, the Company has minimal exposure to interest rate risk as the Company's line of credit agreement has a fixed interest rate but is short term in nature, with a maturity date of less than six months from the date of inception. Therefore, the fair value of this financial instrument is not materially affected by changes in market interest rates. The Company believes that the market risk arising from holding its financial instrument is not material.

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings

            The Company has not become involved in any litigation, and it knows of no threatened litigation against it that would be material to its operations.

   Item 2 - Changes in Securities

            None

   Item 3 - Defaults upon Senior Securities

            None

   Item 4 - Submission of Matters to a Vote of Security Holders

            None

   Item 6 - Exhibits and Reports on Form 8-K

   (A) Exhibits

   Exhibit No.

      2.1       First Restatement of Agreement and Plan of Reorganization by and
                  between Registrant and The Bank of Hemet dated
                  January 5, 1999. (A)
      2.2       First Amendment to First Restatement of Agreement and Plan of
                  Reorganization by and between Registrant and The Bank of Hemet dated March 24, 1999. (A)
      2.3       Second Amendment to First Restatement of Agreement and Plan of
                  Reorganization by and between Registrant and The Bank of Hemet dated April 2, 1999. (A)
      2.4       First Restatement of Agreement and Plan of Reorganization by
                  and between Registrant and Valley Bank dated as of January 5, 1999. (A)
      2.5       First Amendment to First Restatement of Agreement and Plan of
                  Reorganization by and between Registrant and Valley Bank dated March 4, 1999. (A)
      2.6       Second Amendment to First Restatement of Agreement and Plan of
                  Reorganization by and between Registrant and Valley Bank dated April 12, 1999. (A)
      3.1       Articles of Incorporation of Registrant. (A)
      3.2       Certificate of Amendment to Articles of Incorporation of
                  Registrant. (A)
      3.3       Amended and Restated Bylaws of Registrant. (A)
      3.4       Certificate of Determination. (A)
      4.1       Specimen Stock Certificate. (A)
      4.2       Forms of Warrant to Shareholders of Bank of Hemet and Valley
                  Bank. (A)
     10.1       Form of Indemnification Agreement. (A)
     10.2       Employment Agreement between Registrant and E. Lynn Caswell. (A)

     10.3       Registrant's 1999 Stock Option Plan. (A)
     10.4       Shareholder Agreement. (A)

   -----------------
   (A) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-76403) originally filed on April 16, 1999, which exhibit is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACIFIC COMMUNITY BANKING GROUP



Date:     August 13, 1999                 /s/ E. Lynn Caswell
                                          --------------------------------------
                                          E. Lynn Caswell
                                          Chairman, Chief Executive Officer and
                                          Chief Financial Officer